Form 10-K
period 1998-12-31
WORLD OMNI 1998-A AUTOMOBILE LEASE SECURITIZATION TRUST; WORLD OMNI LEASE SECURITIZATION L P /DE/; AUTO LEASE FINANCE L P
filed 1999-04-06
CIK 1050518, 920343, 1034937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

( X )*  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.
* On January 31, 1999, Registrant filed a Form 15, Suspension of Duty to File Reports Under Sections 13 and 15(d) of the Securities & Exchange Act of 1934, therefore, this will be the last filing for the Registrant.

For the fiscal year ended December 31, 1998.

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from      ______________to___________________________

Commission file number 333-63367
------------------------------


            World Omni 1998-A Automobile Lease Securitization Trust
             (Exact name of registrant as specified in its charter)


            Delaware                                   Non-applicable
            -------                                      ----------
  (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                      Identification No.)


                  120 NW 12TH Avenue, Deerfield Beach, FL 33442
                ---------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  (954)429-2200
                                  -------------
                         (Registrant's telephone number,
                              including area code)

      Securities  registered  pursuant to Section 12(g) of the Act:

   Floating Rate Automobile Lease Asset-Backed Notes, Class A-1 Floating Rate Automobile Lease Asset-Backed Notes, Class A-2 Floating Rate Automobile Lease Asset-Backed Notes, Class A-3 Floating Rate Automobile Lease Asset-Backed Notes, Class A-4
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of December 31, 1998, the aggregate market value of the Class A-1, Class A-2, Class A-3 and Class A-4 Notes was $1,631,383,000.


                       Documents incorporated by reference

                                      None.

           World Omni 1998-A Automobile Lease Securitization Trust*

                                     PART I

ITEM 2.  PROPERTIES

           The World Omni Floating Rate Automobile Lease Asset-Backed Class A Notes consist of four classes of notes (respectively, the "Class A-1 Notes",the "Class A-2 Notes, the "Class A-3" Notes and the "Class A-4 Notes", and collectively, the "Class A Notes") issued by the World Omni 1998-A Automobile Lease Securitization Trust (the "Trust"), a Delaware business trust created pursuant to a Securitization Trust Agreement between World Omni Lease Securitization L.P.(the "Transferor"),PNC Bank, Delaware, as owner trustee (the "Owner Trustee") and The Bank of New York, as indenture trustee (the "Indenture Trustee").

     The Class A Notes were issued pursuant to an Indenture between the Trust and the Indenture Trustee. The Class A Notes are secured by the property of the Trust, which consists of a 100% undivided interest in a Special Unit of Beneficial Interest (the "SUBI"), which, in turn, evidences a beneficial interest in certain specified assets of World Omni LT, an Alabama trust (the "Origination Trust"), monies on deposit in certain accounts and other assets. The assets of the Origination Trust (the "Origination Trust Assets") consist of retail closed-end lease contracts assigned to the Origination Trust by dealers in the World Omni Financial Corp. ("World Omni") network of dealers, the automobiles and light duty trucks relating thereto, and payments made under certain insurance policies relating to such lease contracts, the related lessees and such leased vehicles, including the Residual Value Insurance Policy, and certain other assets. World Omni will service the lease contracts included in the Origination Trust Assets.

     The SUBI initially evidences a beneficial interest in specified Origination Trust Assets, including certain lease contracts, the automobiles and light duty trucks relating to such lease contracts, certain monies due under or payable in respect of such lease contracts and leased vehicles on or after September 1, 1998, payments made under certain insurance policies relating to such lease contracts, the related leasses and such leased vehicles, including the Residual Value Insurance Policy, and certain other Origination Trust Assets (collectively, the "SUBI Assets"). From time to time until principal is first distributed to the Noteholders, principal collections on the SUBI Assets are reinvested in additional lease contracts and related Origination Trust Assets, which at the time of reinvestment become SUBI Assets.

     A summary of lease contracts and related leased vehicles allocated to SUBI Assets and delinquency information follows (unaudited):

                                        Units                    Book Balance
                                                                 ($ in 000's)
Lease Contracts outstanding,
  09/1/98                               74,744
Prepayments, 11/30/98                      687                   $ 5,624
Scheduled Terminations                       0                         0
Charge-Offs                                 99                   $ 1,421
Subsequent contracts added, 11/30/98         0                         0
Lease contracts outstanding,
  11/30/98                              73,959

Delinquent lease contracts as of December 31, 1998:

                                        Units                    ($in 000's)
31-60 days                                  800                   $17,499
61-90 days                                  136                   $ 2,936
91 days +                                    23                   $   436
                                        _______                   _______
  TOTAL                                     959                   $20,871

     Losses on repossessions for the period ending December 31, 1998 were $1,421,420.58 on 99 charge-offs.

         *The information provided herein is being provided in accordance with the registrant's no-action letter to the SEC dated as of August 25, 1994.


ITEM 3.  LEGAL PROCEEDINGS

         As of December 31, 1998, there were no material legal proceedings in respect to the Trust or the Origination Trust. The Origination Trust is a defendant in various cases which constitute ordinary routine litigation incidental to its business as an assignee of leased vehicles and leases.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No vote or consent of the holders of the Class A Notes has been solicited.

                                     Part II
                                     -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Depository Trust Company is registered holder of all Class A Notes.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III
                                    --------
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT**

Beneficial owners of more than 5% of the Class A-1 Notes at December 31, 1998:

                                                                   Amount of           Percent
Title of Class                    Name                             Certificates Held   of Class

Class A-1                         Chase Manhattan Bank             183,000,000          42.56%
                                  4 New York Plaza
                                  13th Floor
                                  New York, NY  10004

Class A-1                         Boston Safe Deposit and Trust    175,000,000          40.70%
                                    Company
                                  c/o Mellon Bank, N.A.
                                  Three Mellon Bank Center
                                  Room 153-3015
                                  Pittsburgh, PA  15259

Class A-1                         Bankers Trust Company             50,000,000          11.63%
                                  c/o BT Services Tennessee, Inc.
                                  648 Grassmere Park Drive
                                  Nashville, TN  37211

Beneficial owners of more than 5% of the Class A-2 Notes at December 31, 1998:


Class A-2                         Chase Manhattan Bank             228,000,000          51.82%
                                  4 New York Plaza
                                  13th Floor
                                  New York, NY  10004

Class A-2                         Boston Safe Deposit and Trust     56,600,000          12.84%
                                    Company
                                  c/o Mellon Bank, N.A.
                                  Three Mellon Bank Center
                                  Room 153-3015
                                  Pittsburgh, PA  15259

Class A-2                         Citibank, N.A.                    35,000,000           7.95%
                                  P.O. Box 30576
                                  New York, NY  10004

Class A-2                         The Bank of New York              25,000,000           5.68%
                                  925 Patterson Plank Road
                                  Secaucus, NJ  07094

Beneficial owners of more than 5% of the Class A-3 Notes at December 31, 1998:

Class A-3                         Chase Manhattan Bank              95,000,000          23.17%
                                  4 New York Plaza
                                  13th Floor
                                  New York, NY  10004

Class A-3                         The Bank of New York              91,000,000          22.20%
                                  925 Patterson Plank Road
                                  Secaucus, NJ  07094

Class A-3                         Citibank, N.A.                    72,750,000          17.74%
                                  P. O. Box 30576
                                  Tampa, FL  33630-3576

Class A-3                         Boston Safe Deposit and Trust     50,000,000          12.20%
                                    Company
                                  c/o Mellon Bank, N.A.
                                  Three Mellon Bank Center
                                  Room 153-3015
                                  Pittsburgh, PA  15259

Class A-3                         Bankers Trust Company             40,000,000           9.76%
                                  c/o BT Services Tennessee, Inc.
                                  648 Grassmere Park Drive
                                  Nashville, TN  37211

Class A-3                         NBD Bank                          39,000,000           9.51%
                                  Municipal Bond Department
                                  Attn:  Securities Department
                                  611 Woodward Avenue
                                  Detroit, MI  48226

Beneficial owners of more than 5% of the Class A-4 Notes at December 31, 1998:

Class A-4                         The Bank of New York             105,000,000          29.88%
                                  One Wall Street
                                  New York, NY  10286

Class A-4                         Citibank, N.A.                    82,800,000          23.56%
                                  P.O. Box 30576
                                  Tampa, FL  33630-3576

Class A-4                         The Bank of New York              40,000,000          11.38%
                                  Banco Di Napoli
                                  One Wall Street
                                  New York, NY  10286

Class A-4                         Chase Manhattan Bank              30,000,000           8.54%
                                  4 New York Plaza
                                  13th Floor
                                  New York, NY  10004

Class A-4                         Bankers Trust Company             28,000,000           7.97%
                                  c/o B/T Services Tennesse, Inc.
                                  648 Grassmere Park Drive
                                  Nashville, TN  37211

Class A-4                         SSB                               22,000,000           6.26%
                                  Bank Portfolio
                                  225 Franklin Street
                                  Boston, MA  02110


Class A-4                         Boston Safe Deposit and Trust     20,000,000           5.69%
                                    Company
                                  c/o Mellon Bank, N.A.
                                  Three Mellon Bank Center
                                  Room 153-3015
                                  Pittsburgh, PA  15259

**Source: The Depository Trust Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There were no transactions of the type described in S-K item 404(a)(3) between the Trust and any 5% beneficial owner of the Class A Notes.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 10-K

         (1)      Annual Officer's Certificate
         (2)      Annual Accountants' Report*
         (3)      Summary of Monthly Reports
         (4)      Statutory Financial Statements - Federal Insurance
                  Company

--------------------
* The Accountants' Report relates to compliance with the requirements of the Servicing Agreement. It is not being filed because the distribution of such Report is restricted to the parties to the Servicing Agreement. Per Statement on Auditing Standards AU 623.20 the restriction arises because the matters on which the accountant is reporting are set forth in a document that is not available to other persons. A copy of the Report will be provided to the Securities and Exchange Commission upon request, at which time the Registrant will request confidential treatment of the Report. The limited distribution of this type of Report was discussed at a SEC Regulations Committee meeting on March 7, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          World Omni 1998-A Automobile Lease Securitization Trust
          -------------------------------------------------------
                                  (Registrant)

                                      BY:  World Omni Financial Corp.,
                                                  as Servicer


Date:     April 6, 1999               BY:  /s/Alan J. Browdy
          -----------------             -----------------------------------
                                        Alan J. Browdy
                                        Vice President Accounting
                                        Corporate Controller
                                        World Omni Financial Corp.

                                        (Duly Authorized Officer of the Servicer on behalf of the Trust)

                                  EXHIBIT INDEX

                  Exhibit                                            Page No.

(1)      Annual Officer's Certificate                                   1

(2)      Annual Accountants' Report (not being filed)

(3)      Summary of Monthly Reports                                     2

(4)      Index to Stautory Financial Statements - Federal Insurance     9
         Company

